Form 10-K
period 2025-12-31
Soren Acquisition Corp.
filed 2026-03-27
CIK 2086263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

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

Registrant’s telephone number, including area code: (305) 209-7579

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2025 because the registrant was not incorporated until September 2, 2025. The registrant’s Units begin trading on The Nasdaq Stock Market LLC on or promptly after January 7, 2026 under the symbol “SORNU,” and the registrant’s Class A Ordinary Shares and Redeemable Warrants began trading on The Nasdaq Stock Market LLC on February 27, 2026 under the symbols “SORN” and “SORNW,” respectively. Accordingly, there was no market value for the registrant’s public securities as of the last business day of the second fiscal quarter of 2025.

As of March 24, 2026, there were 26,300,000 Class A ordinary shares, par value $0.0001 per share (consisting of 25,300,000 Class A Ordinary Shares underlying the public units and 1,000,000 representative shares), and 8,433,333 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which, they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated January 6, 2026, which we entered into with our Sponsor, for office space, utilities and secretarial and administrative support;

●	“Advisor” or, together, “Advisors” are to Peter Ondishin and Nicholas Shekerdemian.

●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the sole book-running manager for the Initial Public Offering;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Business Combination Marketing Fee” are to the additional fee of 4% of the gross proceeds of the Initial Public Offering to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to January 8, 2028 (or such earlier time as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Soren Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued (i) upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or (ii) at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on January 8, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on September 15, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 8, 2025, as amended, and declared effective on January 6, 2026 (File No. 333-290780);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated January 6, 2026, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,300,000 units of our Company that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of the Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any, which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Warrants that occurred simultaneously with the closing of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Private Placement Warrants Purchase Agreement” are to the Private Placement Warrants Purchase Agreement, dated January 6, 2026, which we entered into with our Sponsor;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

v

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.00 per Public Share as of January 8, 2026 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated January 6, 2026, which we entered into with the Sponsor and BTIG;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued and outstanding shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Soren Holdings LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $253,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated January 6, 2026, which we entered into with BTIG, as representative of the several underwriters of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on September 2, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. To date, we have not selected any Business Combination target, and our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for a Business Combination target. We have also generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Although we currently intend to focus on target businesses in the healthcare industry, we may pursue an initial Business Combination target in any business, industry, sector or geographical location. We intend to focus on industries that complement our Management Team’s background, and to capitalize on the ability of our Management Team to identify and acquire a business. We will seek to acquire established businesses of scale that we believe are poised for continued growth with capable management teams and proven unit economics, but potentially in need of financial, operational, strategic or managerial enhancement to maximize value. Although our Management Team assesses the risks inherent in a particular target business with which we may combine, we cannot assure our shareholders that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We believe that the experience and capabilities of our Management Team makes us an attractive partner to potential target businesses, will enhance our ability to complete a successful Business Combination, and will bring value to the business post-Business Combination. Not only does our Management Team bring a combination of operating, investing, financial and transactional experience, but members of our Management Team and Advisors have also successfully identified and closed four SPAC Business Combinations. Our Management Team has broad sector knowledge through their collective involvement across a variety of industries, as well as extensive global capital markets experience, with local and cross-border capabilities allowing access to different sectors of the capital markets.

Initial Public Offering

On January 8, 2026, we consummated our Initial Public Offering of 25,300,000 Units, including 3,300,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-third of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $253,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of an aggregate of 5,000,000 Private Placement Warrants to our Sponsor, including 330,000 Private Placement Warrants sold pursuant to the full exercise of the Over-Allotment Option, with each Private Placement Warrant exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $ 5,000,000.

We also issued a private placement to BTIG of 1,000,000 Class A Ordinary Shares upon the consummation of the Initial Public Offering.

A total of $253,000,000, comprised of the proceeds from the Initial Public Offering and the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Arghavan Di Rezze, our Chief Executive Officer and Jamie Weber, our Chief Financial Officer. In addition, our Management Team is aided by Peter Ondishin and Nicholas Shekerdemian, our Advisors. We must complete our initial Business Combination by January 8, 2028, which is 24 months from the closing of our Initial Public Offering, unless we decide to pursue an amendment to our Amended and Restated Charter in order to extend the Combination Period. If our initial Business Combination is not consummated by the end of our Combination Period (as extended, if it has been extended), then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account, as described further herein.

We may seek to extend the Combination Period, consistent with applicable laws, regulations and stock exchange rules, by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, explore transactions under which it would sell its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Prior SPAC Experience

Below are the SPAC Business Combinations in which members of our Management Team, Board of Directors and Advisors have participated, along with certain other information:

●	SPAC (GX Acquisition Corp.), Target (Celularity Inc.). SPAC consummated its IPO on May 23, 2019, for 28,750,000 units, including 3,750,000 units issued pursuant to the exercise of the underwriters’ over-allotment option. Each unit consists of Class A common stock, $0.0001 par value and one-half of one redeemable warrant to purchase one share of Class A common stock at an exercise price of $11.50 per share, at a share price of $10.00 per share, generating gross proceeds of $287,500,000. 147,327,224 new shares were issued in connection with the business combination valued at $10.15 per share. Celularity Inc. is traded on Nasdaq under the symbol “CELU”, and the price of common stock has ranged from $98.00 to $1.86 following consummation of the business combination, with a closing price of $2.04 on October 7, 2025. Marc Mazur previously served on the Board of Directors for GX Acquisition Corp. from May 2019 to July 2021 and on the Board of Directors for Celularity Inc. from July 2021 to July 2024.

●	SPAC (GX Acquisition Corp. II), Target (NioCorp Developments Ltd.). SPAC consummated its IPO on March 17, 2021, for 30,000,000 units, with each unit consisting of Class A Common stock, $0.0001 par value and one-third of one redeemable warrant to purchase one share of Class A common stock at an exercise price of $11.50 per share, at a share price of $10.00 per share, generating gross proceeds of $300,000,000. NioCorp Developments Ltd. is traded on Nasdaq under the symbol “NB”, and the price of common stock has ranged from $7.00 to $1.62 following consummation of the business combination, with a closing price of $9.10 on October 7, 2025. Marc Mazur served on the Board of Directors of GX Acquisition Corp. II from February 2021 to March 2023.

●	IPAX (Inflection Point Acquisition Corp.), LUNR (Intuitive Machines, Inc.). IPAX completed its initial public offering in September 2021, in which it sold 32,975,000 units, each consisting of one Class A ordinary share of IPAX and one-half of one warrant to purchase one Class A ordinary share of IPAX, for an offering price of $10.00 per unit, generating aggregate proceeds of $329,600,000. On September 16, 2022, IPAX announced its business combination with Intuitive Machines, Inc. (“LUNR”), a diversified space exploration, infrastructure, and services company with marquee contracts supporting NASA’s $93 billion Artemis program. Prior to the extraordinary general meeting of IPAX shareholders to approve the business combination with LUNR, holders of 27,481,818 of IPAX Class A ordinary shares, or 83.34% of the outstanding IPAX Class A ordinary shares and 89.37% of the outstanding IPAX Class A ordinary shares not held by affiliates of IPAX, exercised their right to redeem those shares for cash at a price of approximately $10.1843 per share, for an aggregate of $279,884,313.81. The transaction with LUNR closed on February 13, 2023, and began trading on Nasdaq on February 14, 2023 under the ticker “LUNR.” On November 13, 2025, the closing price of shares of the Class A common stock of LUNR was $8.66 per share. Peter Ondishin previously served as an employee of IPAX and Nicholas Shekerdemian served as a director of IPAX from February 2021 to February 2023.

●	IPXX (Inflection Point Acquisition Corp. II), USARE (USA Rare Earth, Inc.). IPXX completed its initial public offering in May 2023, in which it sold 25,000,000 units, each consisting of one Class A ordinary share of IPXX and one-half of one warrant to purchase one Class A ordinary share of IPXX, for an offering price of $10.00 per unit, generating aggregate proceeds of $250,000,000. On August 21, 2024, IPXX entered into a business combination with USA Rare Earth, LLC (“USARE”), a company whose mission is to establish a vertically integrated, domestic rare earth magnet supply chain that supports the future state of energy, mobility, and national security in the United States. USARE is developing a NdFeB magnet manufacturing plant in the United States, and establishing domestic rare earth and critical minerals supply, extraction, and processing capabilities to supply its magnet manufacturing plant and market surplus materials to third-parties. IPXX held a vote on November 18, 2024 to extend the date by which IPXX must complete an initial business combination from November 30, 2024 to August 21, 2025. In connection with such extension, holders of 22,794,651 Class A ordinary shares of IPXX, or 91.18% of the outstanding IPXX public shares, exercised their right to redeem those shares for cash at a price of approximately $10.83 per share, for an aggregate of $246.9 million. Prior to the extraordinary general meeting of IPXX shareholders to approve the business combination with USARE, holders of 128,140 IPXX Class A ordinary shares, or 5.8% of the outstanding IPXX Class A ordinary shares, exercised their right to redeem those shares for cash at a price of approximately $11.00 per share, for an aggregate of $1,409,139.27. The transaction with USARE closed on March 13, 2025 and began trading on March 14, 2025 under the ticker “USAR.” On November 13, 2025, the closing price of shares of the Class A common stock of USARE was $14.85 per share. Peter Ondishin served as chief financial officer for IPXX from May 2023 to March 2025, and Nicholas Shekerdemian served as a director for IPXX from May 2023 to March 2025.

●	IPCX (Inflection Point Acquisition Corp. III). IPCX completed its initial public offering in April 2025, in which it sold 25,300,000 units, each consisting of one Class A ordinary share of IPCX and one right to receive one-tenth (1/10) of one Class A ordinary share of IPCX, for an offering price of $10.00 per unit, generating aggregate proceeds of $253,000,000. On November 13, 2025, the closing price of the Class A ordinary shares of IPCX was $10.18 per share. Peter Ondishin has served as chief financial officer for IPCX since November 2024 and Nicholas Shekerdemian has served as a director of IPCX since April 2025.

However, in recent years, the stock prices of many target businesses have underperformed post-Business Combination with a SPAC. We cannot assure our shareholders that we will properly ascertain or assess all of the significant risk factors associated with a target business or that the price of the shares of the combined entity post-Business Combination will increase.

Our Sponsor

Our Sponsor is a Delaware limited liability company, which was formed in August 2025 to invest in our Company. Although our Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our Company. Arghavan Di Rezze is the managing member of our Sponsor and holds voting and investment discretion with respect to the securities held by the Sponsor. Other than members of our Management Team and our Advisors who are members of our Sponsor, none of the other members of our Sponsor will participate in our Company’s activities.

Because our Sponsor acquired the Founder Shares at a nominal price, our Public Shareholders incurred immediate and substantial dilution upon the closing of the Initial Public Offering, assuming no value is ascribed to the Public Warrants included in the Units. Further, the Class A Ordinary Shares issuable in connection with the conversion of the Founder Shares may result in material dilution to our Public Shareholders due to the anti-dilution rights of our Founder Shares that may result in an issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion. Additionally, our Public Shareholders may experience dilution in the event of exercise of the 5,000,000 Private Placement Warrants purchased by our Sponsor in the Private Placement, as well as conversion of any Working Capital Loans into equity, if elected by the Sponsor. The exercise of the Private Placement Warrants would cause the actual dilution to the public shareholders to be higher, particularly where a cashless exercise is utilized.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of our initial Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as-converted basis, 25% of sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including the Class A Ordinary Shares issued pursuant to BTIG’s Over-Allotment Option but excluding the representative shares), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Units issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A Ordinary Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. Our Public Shareholders may incur material dilution due to such anti-dilution adjustments that result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion.

If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution. This dilution would increase to the extent that the anti-dilution provision of the Founder Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial Business Combination. In addition, the cashless exercise of the Private Placement Warrants would further increase the dilution to our Public Shareholders.

In order to facilitate our initial Business Combination or for any other reason determined by our Sponsor in its sole discretion, our Sponsor may surrender or forfeit, transfer or exchange our Founder Shares, Private Placement Warrants or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. Except in certain limited circumstances, no member of the Sponsor may transfer all or any portion of its membership units in the Sponsor. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein.

Pursuant to the Letter Agreement, each of our Sponsor, directors and officers has agreed to restrictions on their ability to transfer, assign, or sell the Founder Shares and Private Placement Warrants, as summarized in the IPO Registration Statement. They have also agreed to certain lock-up restrictions on their ability to transfer, assign, or sell the Founder Shares and Private Placement Warrants and Class A Ordinary Shares underlying the Private Placement Warrants. They have also waived their rights to distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period.

However, there is no contractual restriction on the Sponsor or the managing member’s ability to share, sell or otherwise dispose of part or all of the interests in our Sponsor or held by our Sponsor. As a result, there is a risk that our Sponsor (or the managing member) may divest its (or their or our officers’ and directors’) ownership or economic interests in us or in the Sponsor before a Business Combination target is identified, which would likely result in the Company’s loss of certain key personnel, including Arghavan Di Rezze and Jamie Weber. In addition, there can be no assurance that any replacement sponsor, key personnel or advisors would successfully identify a Business Combination target for us or, even if one is so identified, successfully complete such Business Combination.

Business Strategy

Although we currently intend to focus on target businesses in the healthcare industry, we may pursue an acquisition opportunity in any business, industry, sector or geographical location. We intend to focus on industries that complement our Management Team’s background, and to capitalize on the ability of our Management Team to identify and acquire a business. We will seek to acquire established businesses of scale that we believe are poised for continued growth with capable management teams and proven unit economics, but potentially in need of financial, operational, strategic or managerial enhancement to maximize value.

Our Investment Thesis and Strategy

Our acquisition and value creation strategy is to identify, acquire and build a company that complements the experience of our Management Team and can benefit from its operational expertise. We believe that the experience and capabilities of our Management Team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful Business Combination, and bring value to the business post-Business Combination. Our Management Team has broad sector knowledge through their collective involvement across a variety of industries, as well as extensive global capital markets experience, with local and cross-border capabilities allowing access to different sectors of the capital markets.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless.

Acquisition Process

In evaluating a prospective target business, we will conduct a due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers and inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry that is made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another Business Combination.

Initial Business Combination

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Business Combination Marketing Fee and taxes payable on the interest earned on the Trust Account, if any) (the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test described above. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Charter) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our Management Team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Warrants after the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period, the Founder Shares and Private Placement Warrants may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Charter provides that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other SPACs with which they may become involved, which could materially affect our ability to complete our initial Business Combination. The other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in Business Combinations. In order to minimize potential conflicts of interest which may arise from multiple affiliations with SPACs, unless a Business Combination opportunity is expressly offered to us or to one of our directors or officers solely in his or her capacity as our director and/or officer and such opportunity is one we are permitted to undertake and would otherwise be reasonable for us to pursue, subject to their other legal obligations, we expect that our officers and directors who are also officers and/or directors of other SPACs will present suitable target businesses to us and the other applicable SPACs based on which SPAC went public first and taking into account any contractual restrictions applicable to each such SPAC and other reasonable considerations (including but not limited to the relative sizes of the SPACs and the amount in trust compared to the sizes of the targets, the need or desire for additional financings, the amount of time required to complete a Business Combination and the relevant experience of the directors and officers involved with a particular blank check company).

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination, as of January 31, 2026, in the amount of $253,000,000 (not including amounts held outside of the Trust Account for working capital), before payment of $10,120,000 of the Business Combination Marketing Fee and taxes payable, if any, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that we believe will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies, or for working capital.

Potential Additional Financings

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination (including pursuant to any forward purchase agreements or backstop agreements into which we may enter), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter. None of our Sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Sources of Target Businesses

Target Business Combination candidates are brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may also be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report or the prospectus of our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers or directors or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the trust account.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers, directors or our Advisors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers, directors or our Advisors. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Charter) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

We believe our Management Team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial Business Combination targets. Over the course of their careers, the members of our Management Team and our Advisor have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team and Advisors sourcing, acquiring and financing businesses, the reputation of our Management Team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions.

This network has provided our Management Team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our Management Team will provide us important sources of investment opportunities. In addition, we anticipate that target Business Combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We have not contacted any of the prospective target businesses that our Management Team in their prior SPACs had considered and rejected as target businesses to acquire. However, we may contact such targets if we become aware that such targets are interested in a potential initial Business Combination with us and such transaction would be attractive to our Public Shareholders. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Charter. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	We issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of the Company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares, rights or Public Warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates anticipate that they may identify the Public Shareholders with whom our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates may pursue privately negotiated transactions by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates will select which Public Shareholders to purchase Public Shares from based on the negotiated price and number of Public Shares and any other factors that they may deem relevant, and will be restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates will be restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates may purchase Public Shares or Public Warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates would not be voted in favor of approving the Business Combination transaction;

●	our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates;

●	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates on the likelihood that the Business Combination transaction will be approved;

●	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, Advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us for permitted withdrawals, divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described in the IPO Registration Statement and in this Report. As of January 31, 2026, the amount in the Trust Account was $253,000,000, or approximately $10.00 per Public Share (before taxes payable, if any). The per share amount we will distribute to investors who properly redeem their Public Shares will not be reduced by the Business Combination Marketing Fee we will pay to the underwriters.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of our initial Business Combination.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Class A Ordinary Shares or seek to amend our Amended and Restated Charter would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Amended and Restated Charter and applies whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued and outstanding shares entitled to vote on such matter. Any Special Resolution required to be passed pursuant to the Amended and Restated Charter or the Companies Act will require the Company to have regard to section 60(4) of the Companies Act with respect to the number of votes to which each member is entitled to cast when computing whether the requisite approval threshold has been obtained to pass such Special Resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding Ordinary Shares entitled to vote at the meeting are represented in person or by proxy. Our initial shareholders will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction). For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to the Founder Shares, we would need 8,933,334 Public Shares, or 35.3% of the 25,300,000 Public Shares sold in the Initial Public Offering, to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, and if we would require a Special Resolution at the meeting, we would need 14,722,223 Public Shares, or 58.2% of the 25,300,000 Public Shares sold in the Initial Public Offering, to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding Ordinary Shares are voted and the parties to the Letter Agreement do not acquire any Class A Ordinary Shares. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our Amended and Restated Charter, vote their shares at a general meeting of the Company, we will not need any Public Shares in addition to the Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation of the Company with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution. Any Special Resolution required to be passed pursuant to the Amended and Restated Charter or the Companies Act will require the Company to have regard to section 60(4) of the Companies Act with respect to the number of votes to which each member is entitled to cast when computing whether the requisite approval threshold has been obtained to pass such Special Resolution. In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares (i)  have the right to appoint and remove directors prior to, or in connection with, the completion of our initial Business Combination and (ii) are entitled to vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our initial shareholders, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates (if any) to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such Public Shareholder’s Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we are limiting the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we are not restricting our shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates (if any) to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period, as it may be extended.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Charter provides that we will have only the duration of the Combination Period, as it may be extended, to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us for permitted withdrawals (which interest shall be less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period, as it may be extended.

Our Sponsor, officers and directors have entered into a Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or Management Team acquired Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted Combination Period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Charter (x) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us for permitted withdrawals, divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,870,000 of proceeds held outside the Trust Account as of the consummation of our Initial Public Offering (which excluded payment to us by the underwriters in an amount equal to $632,500, to reimburse us for certain of our expenses in connection with the Initial Public Offering and for expenses to be incurred by us following the Initial Public Offering as a public company), although we cannot assure our shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be the Redemption Price. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our Public Shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of the Initial Public Offering did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such an event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the Trust Account assets, in each case less taxes payable, if any, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of the consummation of the Initial Public Offering, we had access to up to approximately $1,870,000 (which excludes payment to us by the underwriters in an amount equal to $632,500, to reimburse us for certain of our expenses in connection with the Initial Public Offering and for expenses to be incurred by us following the Initial Public Offering as a public company) with which to pay any such potential claims, plus the proceeds of any permitted withdrawals (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our shareholders we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Charter (x) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Charter, like all provisions of our Amended and Restated Charter, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess financial, technical, human and other resources that are similar to or greater than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two officers: Ms. Arghavan Di Rezze and Mr. Jamie Weber. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Withum, our independent registered public accountant.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking (being September 4, 2025), no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 8, 2031, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination within the Combination Period;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;

●	our officers and directors may have difficulty allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of Public Shareholders requesting redemption;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our shareholders may not be given the opportunity to choose the initial Business Combination target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third-party claims or bankruptcy;

●	an active market for our public securities may not continue and our shareholders may have limited liquidity and trading;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the underwriters of the Initial Public Offering or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The underwriters of the Initial Public Offering are entitled to receive the Business Combination Marketing Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	since our Sponsor will lose its entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States (“CFIUS”);

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination; and

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result of such transfer, we could receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our Initial Business Combination on or before January 8, 2028, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Charter. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by January 6, 2029. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on January 6, 2026 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Charter, we have until January 8, 2028 to consummate our initial Business Combination. However, under the Nasdaq Rules, if a SPAC does not meet the Nasdaq 36-Month Requirement, the SPAC will be subject to a suspension of trading and delisting from Nasdaq.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirements, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement. Accordingly, were we to amend our Amended and Restated Charter to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to January 6, 2029 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

The share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares.

Each Unit sold in our Initial Public Offering at an offering price of $10.00 per Unit consisted of one Public Share and one-third of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $253,000,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.00 per Public Share as of January 8, 2026 (before taxes payable, if any), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not as yet identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include, among others, the (i) Underwriting Agreement, (ii) Letter Agreement, (iii) Registration Rights Agreement, (iii) Private Placement Warrants Purchase Agreement and (iv) Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement contains certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Sponsor to be freely sold, except to permitted transferees, prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial Business Combination, and could adversely affect the financial performance of any target, either foreign or domestic.

The international economic and political environment is dynamic and subject to change. There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider, and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in the Middle East and Southwest Asia, including Iran.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the conflict in the Middle East and Southwest Asia, particularly the escalation of the Israel-Hamas and Israel-Iran conflicts, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel, Iran and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in the Middle East and Southwest Asia, particularly the escalation of the Israel-Hamas and Israel-Iran conflicts, and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extended period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East and Southwest Asia, or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East, Southwest Asia, or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 1000 Brickell Avenue, Ste 715 PMB 5203, Miami, Florida 33131, and our telephone number is (305) 209-7579. The cost for our use of this space is included in the $25,000 per month fee we pay to our Sponsor for certain office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material legal proceedings currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units, Public Shares and Public Warrants are each traded on the Global Market tier of Nasdaq under the symbols “SORNU”, “SORN” and “SORNW”, respectively. Our Units commenced public trading on January 7, 2026, and our Public Shares and Public Warrants commenced separate public trading on February 27, 2026.

(b) Holders

On March 24, 2026, there was one holder of record of our Units, two holders of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares, and two holders of record of our Warrants.

(c) Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f) Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the sale of an aggregate of 5,000,000 Private Placement Warrants to our Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $5,000,000. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants sold in the Initial Public Offering, except as otherwise disclosed in the IPO Registration Statement, and entitles the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Prior to the commencement of the Initial Public Offering, BTIG purchased an aggregate of 1,000,000 representative shares for $0.001 per share, or $1,000 in total.

(g) Use of Proceeds from the Initial Public Offering

On January 8, 2026, we consummated our Initial Public Offering of 25,300,000 Units, including 3,300,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share, and one-third of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $253,000,000. BTIG acted as sole book running manager and representative of the several underwriters of the Initial Public Offering. On January 8, 2026, simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of an aggregate of 5,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $5,000,000.

Following the closing of our Initial Public Offering on January 8, 2026, a total of $253,000,000, comprised of the proceeds from the Initial Public Offering and the Private Placement (which amount includes $10,120,000 of the Business Combination Marketing Fee payable to BTIG), was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on September 2, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, explore transactions under which it would sell its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 2, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 2, 2025 (inception) through December 31, 2025, we had a net loss of $83,209, which consists of general and administrative expenses.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor which were repaid at the closing of the Initial Public Offering. As of December 31, 2025, we had no cash and working capital deficit of $491,255.

Subsequent to the period covered by this Report, on January 8, 2026, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option of 3,300,000 Public Units, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,000,000 Private Placement Warrants to the Sponsor in a private placement, at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate.

Following the Initial Public Offering, the full exercise of the Over-Allotment Option, and the Private Placement, a total of $253,000,000 was placed in the Trust Account. We incurred total transaction costs amounting to $12,511,804, consisting of $1,897,500 of cash underwriting fees (net of $632,500 underwriter’s reimbursement), and $10,614,304 of other offering costs. The proceeds held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

For the period from September 2, 2025 (inception) through December 31, 2025, net cash used in operating activities was $0. Net loss of $83,209 was affected by payment of general and administrative expenses through IPO Promissory Note of $42,900 and changes in accrued expenses of $40,309.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, if any, and excluding Business Combination Marketing Fee, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and negotiate, structure and complete a Business Combination.

On September 15, 2025, our Sponsor agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The loan was non-interest-bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of September 15, 2025, we had no borrowings under the IPO Promissory Note. The loan was repaid out of the $600,000 of offering proceeds that had been allocated to the payment of offering expenses. As of December 31, 2025, the IPO Promissory Note had a balance of $165,580.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we may repay such Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as set forth below.

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, commencing on January 6, 2026, through the earlier of consummation of the initial Business Combination and our liquidation we pay our Sponsor an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support.

Underwriting Agreement

Pursuant to the Underwriting Agreement, the underwriters of the Initial Public Offering had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any. On January 8, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the Over-Allotment Option and purchased the additional 3,300,000 Option Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $2,530,000 (1.0% of the gross proceeds of the Units offered in the Initial Public Offering, including the proceeds from sale of the Option Units). This amount was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a Business Combination Marketing Fee of 4.0% of the gross proceeds of the Initial Public Offering upon the completion of the initial Business Combination, subject to the terms of the Underwriting Agreement.

The underwriters received 1,000,000 representative shares as compensation in addition to the underwriting discount for a purchase price of $1,000 or $0.001 per share.

Critical Accounting Estimates and Policies

We prepare our audited financial statements in accordance with GAAP, which requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable taking into account our circumstances and future expectations based on the available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time when the accounting estimate was made; and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material amount on our financial condition or results of operations. There are items in our financial statements that require estimation, but are not deemed to be critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgements, see “Note 2- Summary of Significant Accounting Policies Basis of Presentation” in the notes to the financial statements contained elsewhere in this Report.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with our liquidation, or if there is a shareholder vote or tender offer in connection with our initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” we classify Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Warrant Liabilities

We accounted for the 8,433,333 Public Warrants and the 5,000,000 Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned values.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of Ordinary Shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of Ordinary Shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income (loss) per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the financial statements and notes thereto contained elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Arghavan Di Rezze	35	Chief Executive Officer and Director
Jamie Weber	49	Chief Financial Officer and Director
Marc Mazur	66	Independent Director
Charles N. Kahn III	74	Independent Director
Spencer Gerrol	43	Independent Director

The experience of our directors and executive officers is as follows:

Arghavan Di Rezze, 35, has served as our Chief Executive Officer since our incorporation on September 2, 2025, is the managing member of our Sponsor, Soren Holdings LLC, and has served on our Board of Directors since the commencement of our listing on Nasdaq. From February 2024 to August 2025, Ms. Di Rezze served as the Chief Legal Officer of Theoria Medical, a national physician-services platform that is one of the largest providers of post-acute care in the United States. From June 2021 to February 2024, Ms. Di Rezze served as General Counsel of Theoria Medical, and from May 2019 to October 2023, Ms. Di Rezze served as Co-Founder and Chief Financial Officer of Theoria Medical. Through her positions at Theoria Medical, Ms. Di Rezze has extensive experience building and leading organizations through complex growth and transformation. Ms. Di Rezze established and scaled multiple departments, including legal, finance, compliance and operations, while guiding Theoria’s multi-state expansion and integration of complex healthcare facilities. She has also overseen the creation of governance structures, operational frameworks and financial systems to support sustained scale, while managing negotiations and partnerships across the healthcare ecosystem. Ms. Di Rezze earned a Bachelor of Arts from Oakland University and a Juris Doctor from Wayne State University Law School. We believe Ms. Di Rezze is well qualified to serve as a member of our board of directors due to her extensive management, healthcare, and financial experience.

Jamie Weber, 49, has served as the Chief Financial Officer since our incorporation on September 2, 2025, and has served on our Board of Directors since the commencement of our listing on Nasdaq. Since April 2021, Mr. Weber has served as the Chief Financial Officer of UNCAP Investment Management, a boutique asset management firm focused on the digital asset space. Additionally, since 2018, Mr. Weber has served as the Controller of SPARK Neuro, a healthcare technology company focused on developing and delivering data- and AI-driven healthcare solutions. Before his time at UNCAP and SPARK Neuro, Mr. Weber established and scaled the finance and accounting departments at several venture-backed startup companies and served as Senior Manager of Financial Reporting in the SEC reporting group of IAC, during which the company completed the spin-offs of such public companies as Expedia Inc., Ticketmaster, Tree.com (Lending Tree), and HSN, Inc. Mr. Weber earned a Bachelor of Science from the Dyson School of Applied Economics and Management at Cornell University. We believe Mr. Weber is well qualified to serve as a member of our board of directors due to his extensive financial, healthcare and management experience.

Marc Mazur, 66, has served as a member of our Board of Directors since our inception. Since 2014, Mr. Mazur has served as an Industry Advisor to Brightwood Capital Advisors, LLC, a private debt fund. Since March 2017, Mr. Mazur has served as a member of the Board of Directors for SuRo Capital Corp, a publicly traded investment fund. Further, since August 2024, Mr. Mazur has served as a member of the Board of Directors of American Addiction Centers. Prior to joining the American Addiction Center Board of Directors, Mr. Mazur served as a member of the Board of Directors for Celularity Inc. from July 2021 to July 2024, Fibrocell Science, Inc. (NASDAQ: FCSC), an autologous cell and gene therapy company, from April 2010 to December 2019, GX Acquisition Corp., a SPAC which was the predecessor to Celularity Inc. upon its business combination, from May 2019 to July 2021, and GX Acquisition Corp. II, a SPAC, from February 2021 to March 2023 upon the completion of its business combination. Additionally, Mr. Mazur previously served as the Chief Executive Officer of Brevan Howard U.S. Asset Management, a London-based global macro hedge fund, and as a senior advisor of such company until 2010. He also previously served as a senior advisor to Tsinghua Venture Capital Company. Mr. Mazur served in management roles at Salomon Brothers, Inc., The Goldman Sachs Group, Inc. from 1987 until 1996, and served as a consultant for Goldman from 1997 to 1999. Prior to his time at Goldman Sachs, Mr. Mazur served as an executive with Careinsite and served as a director of Staywell Health, DeVilbiss Healthcare, ChanceLight Behavioral Health and other private companies in the wellness, addiction treatment, homecare and medical device fields. Mr. Mazur received his B.A. in Political Science from Columbia University and a J.D. from Villanova University School of Law. We believe Mr. Mazur is well qualified to serve as a member of our board of directors due to his extensive board experience as well as his management, advisory, and financial experience.

Charles N. Kahn III, 74, has served on our Board of Directors since the commencement of our listing on Nasdaq. Mr. Kahn is a Visiting Senior Fellow at the American Enterprise Institute, a Senior Visiting Fellow at KFF and a nonresident Senior Scholar at the USC Leonard D. Schaeffer Institute for Public Policy & Government Service. Mr. Kahn served as the President and Chief Executive Officer of the Federation of American Hospitals, the national advocacy organization for tax-paying hospitals, from June 2001 through the end of 2025. Mr. Kahn has been chosen for Modern Healthcare magazine’s annual “100 Most Influential People in Healthcare” listing from 2001 through 2025. From 2016 to 2023, Mr. Kahn also served as co-chair of the Measure Applications Partnership Coordinating Committee of the National Quality Forum, a multi-stakeholder private-public partnership for developing and implementing a national strategy for health care quality measurement. Additionally, he served as a National Quality Forum Governing Board member from 2007 to 2013 and currently serves on the National Academies of Sciences, Engineering, and Medicine’s Center for Health, People and Places Committee. Mr. Kahn also previously served on the Board of Directors of AdhereHealth, a medication therapy management company from 2010 to 2023 and has served as the Founding Member and Co-Chair of the Future of Health Community, an organization for senior leaders in health organizations and administrators of the world’s leading hospitals, since 2018. Mr. Kahn earned Bachelor of Arts degrees in Social and Behavioral Sciences and Political Science from Johns Hopkins University and a Master’s degree in Public Health from Tulane University School of Public Health and Tropical Medicine. We believe Mr. Kahn is well qualified to serve as a member of our board of directors due to his extensive health policy and leadership experience.

Spencer Gerrol, 43, has served on our Board of Directors since the commencement of our listing on Nasdaq. Since June 2018, Mr. Gerrol has served as the Founder and Chief Executive Officer of Spark Neuro Inc., a healthcare technology company focused on developing and delivering data- and AI-driven healthcare solutions. Mr. Gerrol is the current recipient of multiple National Institutes of Health SBIR Grant Awards, which recognize innovation and leadership in healthcare technology and diagnostics through awarding federal research funds. Mr. Gerrol earned a Bachelor of Sciences degree in Human Factors with minors in Engineering Management and Spanish from Tufts University. We believe Mr. Gerrol is well qualified to serve as a member of our board of directors due to his extensive healthcare and leadership experience.

Our Advisors

Peter Ondishin, 38, has served as an advisor to our Company. He has also served as the chief financial officer of Praetorian Acquisition Corp., a special purpose acquisition company, since November 2025 and as a director of Praetorian Acquisition Corp.’s board since January 2026. He has also served as chief financial officer of Inflection Point Acquisition Corp. III, a special purpose acquisition company, since November 2024. Mr. Ondishin served as chief financial officer of Inflection Point Acquisition Corp. II, a special purpose acquisition company, from March 2023 to March 2025, and he was previously an employee of Inflection Point Acquisition Corp., a special purpose acquisition company. Mr. Ondishin has been the chief financial officer of The Venture Collective since June 2023. He was previously the chief financial officer of Kingstown Capital Management from August 2020 to December 2023 and the Controller of Kingstown from April 2019 to August 2020. Mr. Ondishin was the Assistant Controller for Atlantic Investment Management from January 2016 to March 2019. Before that, Mr. Ondishin worked as an accountant for Fir Tree Partners from January 2014 to January 2016. Mr. Ondishin began his career in assurance at PwC. Mr. Ondishin holds a B.A. and an M.B.A. from Rutgers University, and he is also a Certified Public Accountant.

Nicholas Shekerdemian, 31, has served as an advisor to our Company. Mr. Shekerdemian previously served as a director of Inflection Point Acquisition Corp. II from May 2023 to March 2025 and previously served as a director of Inflection Point Acquisition Corp. from February 2021 to February 2023. Mr. Shekerdemian is the Founding Partner of The Venture Collective, a venture capital firm founded in October 2019 focused on solving the world’s largest problems. The Venture Collective is backed by a series of exited founders, hedge fund managers and Fortune 500 executives and has invested in the likes of Axiom Space, X Energy, Universal Quantum, Life Biosciences, Unnatural Products and Orbem. Mr. Shekerdemian was previously Founder and CEO, from January 2016 to January 2019, and Chairman from January 2019 to August 2022, of a venture backed business called Headstart (sold to Silverback United, Inc. in August 2022). At Headstart, he received backing from investors including Peter Thiel, Y Combinator, FoundersX Ventures, Hack VC, Plug and Play, and the founders of Zynga and Unity. Mr. Shekerdemian is an advisor to the United Nations on education through the United National Technology Innovation Lab (UNTIL). Personally, Mr. Shekerdemian is an active angel investor with 50+ investments spanning consumer, enterprise software and biotech.

Family Relationships

No family relationships exist between any of our directors, executive officers or Advisor.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five (5) members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our Public Shares will not be entitled to vote on such matters during such time. These provisions of our Amended and Restated Charter relating to these rights of holders of Class B Ordinary Shares may be amended by a special resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B Ordinary Shares. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Charles N. Kahn III, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Spencer Gerrol and Marc Mazur, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Arghavan Di Rezze and Jamie Weber will expire at the third annual general meeting.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Charter.

Committees of the Board of Directors

Our Board of Directors has two standing committees: the Audit Committee and a compensation committee (the “Compensation Committee”). Subject to phase-in rules, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

We have established the Audit Committee of the Board of Directors. Marc Mazur, Charles N. Kahn III and Spencer Gerrol serve as the members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Marc Mazur, Charles N. Kahn III and Spencer Gerrol are each independent.

Marc Mazur serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Marc Mazur qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted a charter of the Audit Committee, which details the principal functions of the Audit Committee, including:

●	assisting Board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and

●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “SEC Clawback Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

Compensation Committee

We have established a Compensation Committee of our Board of Directors. The members of our Compensation Committee are Marc Mazur, Charles N. Kahn III and Spencer Gerrol. Charles N. Kahn III serves as chair of the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have a Compensation Committee of at least two members, all of whom must be independent. Marc Mazur, Charles N. Kahn III and Spencer Gerrol are each independent.

We have adopted a charter of the Compensation Committee, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy (as defined below), with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we would form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Marc Mazur, Charles N. Kahn III and Spencer Gerrol. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our Amended and Restated Charter.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees (the “Code of Ethics”). A copy of the Code of Ethics and the charters of the committees of our Board of Directors are available on our website, https://sorenacq.com/, and will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14 and is incorporated herein by reference.

Trading Policies

On December 21, 2025, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted the SEC Clawback Rule that directs national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On December 21, 2025, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608 (the “Nasdaq Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Nasdaq Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97 and is incorporated herein by reference.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us as of the date of this Report.

Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, have been and will continue to be paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses pursuant to the IPO Promissory Note. As of December 31, 2025, the IPO Promissory Note had a balance of $165,580;

●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by our Sponsor, in an amount equal to $25,000 per month through the earlier of consummation of the initial Business Combination and our liquidation, pursuant to the Administrative Services Agreement;

●	Payment of consulting, success or finder fees to our independent directors or Advisors or their respective affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and

●	Repayment of Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by the Compensation Committee, which consists solely of independent directors, or by a majority of the independent directors on our Board of Directors.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to the members of our Management Team. The amount of such compensation may not be known at the time of the proposed Business Combination, because the directors of the post-Business Combination business will be responsible for determining executive officer and director compensation.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with the post-Business Combination company after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the post-Business Combination company after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with the post-Business Combination company after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 24, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 33,733,333 shares of our Ordinary Shares, consisting of (i) 25,300,000 Class A Ordinary Shares (excluding the 1,000,000 “representative” Class A ordinary shares purchased by BTIG) and (ii) 8,433,333 Class B Ordinary Shares, issued and outstanding as of March 24, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors of the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Only holders of Class B Ordinary Shares have the right to vote on the appointment and removal of directors prior to the completion of our initial Business Combination and on a vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as such Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Total Outstanding Ordinary Shares
Soren Holdings LLC(2)(3)	-	-	8,433,333	100%	25.0%
Arghavan Di Rezze(3)	-	-	8,433,333	100%	25.0%
Jamie Weber	-	-	-	-	-
Marc Mazur	-	-	-	-	-
Charles N. Kahn III	-	-	-	-	-
Spencer Gerrol	-	-	-	-	-

All officers and directors as a group (five persons)	-	-	8,433,333	100%	25.0%

Other 5% Shareholders
The Linden Parties(4)	1,600,000	6.3%	-	-	4.7%

(1)	Unless otherwise noted, the principal business address of each of the following is c/o Soren Acquisition Corp., 1000 Brickell Avenue, Ste 715 PMB 5203, Miami, FL 33131.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.
(3)	Soren Holdings LLC, our Sponsor, is the record holder of such Ordinary Shares. Arghavan Di Rezze is the managing member of our Sponsor and holds voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. The other members of the Sponsor, which include certain of our officers, directors and Advisors, hold only economic interests in the Sponsor and so do not hold voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Arghavan Di Rezze holds an indirect economic interest in approximately 46% of the membership interests of the Sponsor. Additionally, UNCAP SPV Holdings LLC Series 53, an entity controlled by Jeremy Sziklay and Samuel Sayegh, holds an economic interest in approximately 15% of the membership interests of the Sponsor, and CCM Capital Markets LP, an entity controlled by Elliot Richmond, holds an economic interest in approximately 16% of the membership interests of the Sponsor. No other person holds a direct or indirect material interest in the Sponsor. Each of Arghavan Di Rezze, UNCAP SPV Holdings LLC Series 53, and CCM Capital Markets LP disclaim any beneficial ownership of the securities held by our Sponsor other than to the extent of any pecuniary interest they may individually have therein, directly or indirectly.
(4)	According to a Schedule 13G filed with the SEC on January 13, 2026 by Linden Capital, L.P., a Bermuda limited partnership (“Linden Capital”), Linden GP LLC, a Delaware limited liability company (“Linden GP”), Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”), and Siu Min (Joe) Wong, a citizen of Hong Kong and the United States (“Mr. Wong” and collectively with Linden Capital, Linden GP and Linden Advisors, the “Linden Parties”), such Class A Ordinary Shares are held for the account of Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own such Class A Ordinary Shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and the trading advisor or investment advisor for the Managed Accounts and, in such capacity, may be deemed to beneficially own the Class A Ordinary Shares held by Linden Capital and the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP and, in such capacity, Mr. Wong may be deemed to beneficially own the Class A Ordinary Shares held by Linden Capital and the Managed Accounts. The principal business address of Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address of Linden GP, Linden Advisors and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 15, 2025, our Sponsor paid $25,000 to cover offering costs in consideration of 8,433,333 Founder Shares. The Sponsor purchased the Founder Shares for $0.003 per share.

The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 25,300,000 Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent approximately 25.0% of the issued and outstanding Ordinary Shares after the Initial Public Offering. Up to 1,100,000 Founder Shares were to be surrendered for no consideration depending on the extent to which the Over-Allotment Option was exercised. On January 8, 2026, the Over-Allotment Option was exercised in full and such Founder Shares are no longer subject to forfeiture.

Pursuant to the Private Placement Warrants Purchase Agreement, our Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,000,000 in the Private Placement that closed simultaneously with our Initial Public Offering. Each Private Placement Warrant entitles the holder thereof to purchase one Class A Ordinary Share at $11.50 per share. The Private Placement Warrants are identical to the Public Warrants included as part of the Units sold in our Initial Public Offering, subject to certain limited exceptions as described in the IPO Registration Statement, including certain transfer restrictions. If we do not complete our initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers or directors, Advisors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

Pursuant to the Administrative Services Agreement, commencing on January 6, 2026, through the earlier of consummation of the initial Business Combination and our liquidation, we pay the Sponsor an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support.

On September 15, 2025, our Sponsor agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The loan was non-interest-bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of September 15, 2025, we had no borrowings under the IPO Promissory Note. The loan was repaid out of the $600,000 of offering proceeds that had been allocated to the payment of offering expenses.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete an initial Business Combination, we would repay such Working Capital Loans unless they are converted into warrants, as described below. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Our Sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews, on a quarterly basis, all payments that were made to our Sponsor, officers and directors and to their affiliates. Any such payments prior to an initial Business Combination, including any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of Working Capital Loans, have been and will continue to be made using funds held outside the Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Pursuant to the Registration Rights Agreement, the holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them and any other securities of our Company acquired by them prior to the consummation of our initial Business Combination (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our Sponsor, directors and officers have also entered into the Letter Agreement, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor, directors and officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us for permitted withdrawals, divided by the number of then outstanding Public Shares.

In connection with the Initial Public Offering, BTIG purchased 1,000,000 representative Class A Ordinary Shares for $0.001 per share, or $1,000.00 in total. The holders of such representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial Business Combination, (ii) to waive their redemption rights with respect to such shares, and (iii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering.

Policy for Approval of Related Party Transactions

The Audit Committee of our Board of Directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the Audit Committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our Code of Ethics or other policies, (iv) whether the Audit Committee believes the relationship underlying the transaction to be in the best interests of the Company and its Public Shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the Audit Committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our Audit Committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

The Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that Marc Mazur, Charles N. Kahn III and Spencer Gerrol are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from September 2, 2025 (Inception) through December 31, 2025 totaled approximately $61,880. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the period from September 2, 2025 (Inception) through December 31, 2025.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax services, planning or advice for the period from September 2, 2025 (Inception) through December 31, 2025.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for any other services for the period from September 2, 2025 (Inception) through December 31, 2025.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statement

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at the Company’s option.

SOREN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Soren Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Soren Acquisition Corp. (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholder’s deficit and cash flows for the period from September 2, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, these financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from September 2, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of these financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in these financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of these financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 27, 2026

PCAOB ID Number 100

SOREN ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2025

Assets
Current assets
Prepaid expenses	$25,000
Total current assets	25,000
Deferred offering costs	491,675
Total Assets	$516,675

Liabilities and Shareholder’s Deficit
Current liabilities
Accrued expenses	$40,309
Accrued offering costs	310,366
IPO promissory note	165,580
Total current liabilities	516,255
Deferred legal fee	58,629
Total Liabilities	574,884

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,433,333 shares issued and outstanding(1)	843
Additional paid-in capital	24,157
Accumulated deficit	(83,209)
Total Shareholder’s Deficit	(58,209)
Total Liabilities and Shareholder’s Deficit	$516,675

(1)	Includes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

SOREN ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 2, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative expenses	$83,209
Net Loss	$(83,209)

Weighted average shares outstanding, basic and diluted(1)	7,333,333

Basic and diluted net loss per ordinary shares	$(0.01)

(1)	Excludes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

SOREN ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM SEPTEMBER 2, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — September 2, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)	—	—	8,433,333	843	24,157	—	25,000

Net loss	—	—	—	—	—	(83,209)	(83,209)

Balance – December 31, 2025	—	$—	8,433,333	$843	$24,157	$(83,209)	$(58,209)

(1)	Includes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

SOREN ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 2, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(83,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative expenses through IPO promissory note	42,900
Changes in operating assets and liabilities:
Accrued expenses	40,309
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning	—
Cash – Ending	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$310,366
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through IPO promissory note	$122,680
Deferred offering costs included in deferred legal fees	$58,629

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from September 2, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on January 8, 2026, an amount of $253,000,000 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units, and a portion of the proceeds of the sale of the Private Placement Warrants, are held in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as our board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The public shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured IPO Promissory Note from the Sponsor of up to $300,000 (see Note 5). As of December 31, 2025, the Company had no cash and working capital deficit of $491,255.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has since completed its Initial Public Offering and underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering on January 8, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. Management has determined that upon the consummation of the Initial Public Offering, the full exercise by the underwriters of their over-allotment option, and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements. As of January 8, 2026, the Company had cash of $2,433,948, and working capital of $2,393,903.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of December 31, 2025.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Net Loss Per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average Class B ordinary shares were reduced for the effect of an aggregate of 1,100,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of December 31, 2025, there were no Public Warrants and Private Placement Warrants issued or outstanding.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation”, guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per founder share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 2, 2025, date of incorporation, as noted in Note 8.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

IPO Promissory Note

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing date of the Initial Public Offering. As of December 31, 2025, the Company had $165,580 outstanding under the IPO Promissory Note which was fully settled on January 8, 2026, simultaneously with the closing of the Initial Public Offering. Borrowings under the promissory note are no longer available.

Administrative Services Agreement

Commencing on January 6, 2026, the date when the Company’s securities were first listed on Nasdaq, the Company entered into an agreement with the Sponsor to pay an aggregate of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of December 31, 2025, such arrangements had not been executed, and Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

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

Deferred Legal Fee

As of December 31, 2025, the Company had a total of $58,629 of deferred legal fees incurred in connection with the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination. The deferred fee is classified as a non-current liability in the accompanying balance sheet.

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

Note 7 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 per share. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 per share. As of December 31, 2025, there were 8,433,333 Class B ordinary shares issued and outstanding. The Founder Shares included an aggregate of up to 1,100,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

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

Warrants — As of December 31, 2025, there were no Public Warrants and Private Placement Warrants issued or outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after the completion of an initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

December 31, 2025
Deferred offering costs	$491,675

For the Period from September 2, 2025 (Inception) Through December 31, 2025
General and administrative expenses	$83,209

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 27, 2026, the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

On January 8, 2026, the Company fully settled the $165,580 outstanding balance of the IPO Promissory Note. Borrowings under the note are no longer available.

Commencing on February 27, 2026, the holders of the Units issued in the Initial Public Offering may elect to separately trade the Class A Ordinary Shares and the Warrants included in the Units. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Class A Ordinary Shares and the Warrants will trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “SORN” and “SORNW,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “SORNU.” Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into Class A Ordinary Shares and Warrants.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 6, 2026, by and between the Company and BTIG, LLC, as representative of the several underwriters. (2).
1.2	Business Combination Marketing Agreement, dated January 6, 2026, by and between the Company and BTIG, LLC. (2)
3.1	Amended and Restated Memorandum and Articles of Association. (2)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.1). (1)
4.4	Warrant Agreement, dated January 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement among the Registrant, Soren Holdings LLC and each of the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated January 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated January 6, 2026, by and between the Company and Soren Holdings LLC. (1)
10.4	Private Warrants Purchase Agreement, dated January 6, 2026, by and between the Company and Soren Holdings LLC. (1)
10.5	Form of Indemnity Agreement. (2)
10.6	Promissory Note, dated September 15, 2025, issued to Soren Holdings LLC. (1)
10.7	Securities Subscription Agreement, dated September 15, 2025, between Soren Holdings LLC and the Company. (1)
10.8	Administrative Services Agreement, dated January 6, 2026, by and between the Company and Soren Holdings LLC(2)
14	Code of Ethics. (1)
19	Insider Trading Policies and Procedures, adopted December 21, 2025.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation adopted December 21, 2025.*
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-290780), filed with the SEC on December 19, 2025.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2026.

Soren Acquisition Corp.

By:	/s/ Arghavan Di Rezze
Name:	Arghavan Di Rezze
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Arghavan Di Rezze	Chief Executive Officer	March 27, 2026
Arghavan Di Rezze	(Principal Executive Officer)

/s/ Jamie Weber	Chief Financial Officer	March 27, 2026
Jamie Weber	(Principal Financial and Accounting Officer)

/s/ Marc Mazur	Independent Director	March 27, 2026
Marc Mazur

/s/ Charles N. Kahn III	Independent Director	March 27, 2026
Charles N. Kahn III

/s/ Spencer Gerrol	Independent Director	March 27, 2026
Spencer Gerrol