Form 10-Q
period 2026-03-31
Soren Acquisition Corp.
filed 2026-05-14
CIK 2086263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, there were 26,300,000 Class A ordinary shares, $0.0001 par value (“Class A ordinary shares”) and 8,433,333 Class B ordinary shares, $0.0001 par value (“Class B ordinary shares”), issued and outstanding.

SOREN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOREN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$1,982,569	$—
Prepaid expenses	76,321	25,000
Short-term prepaid insurance	116,125	—
Total current assets	2,175,015	25,000
Deferred offering costs	—	491,675
Long-term prepaid insurance	88,967	—
Cash and marketable securities held in Trust Account	254,987,373	—
Total Assets	$257,251,355	$516,675

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$35,795	$40,309
Accrued offering costs	75,000	310,366
Promissory note - related party	—	165,580
Total current liabilities	110,795	516,255
Deferred legal fees	186,374	58,629
Total Liabilities	297,169	574,884

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 25,300,000 shares and no shares at a redemption value of $10.08 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	254,987,373	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 1,000,000 shares and no shares issued and outstanding (excluding 25,300,000 shares and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	100	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,433,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (1)	843	843
Additional paid-in capital	364,880	24,157
Retained earnings (accumulated deficit)	1,600,990	(83,209)
Total Shareholders’ Equity (Deficit)	1,966,813	(58,209)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$257,251,355	$516,675

(1)	As of December 31, 2025, includes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOREN ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative expenses	$303,174
Loss from operations	(303,174)

Other income:
Interest earned on cash and marketable securities held in Trust Account	1,987,373

Net income	$1,684,199

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	23,962,222

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.05

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	8,335,555

Basic net income per share, Class B non-redeemable ordinary shares	$0.05

Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	8,433,333

Diluted net income per share, Class B non-redeemable ordinary shares	$0.05

(1)	Includes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOREN ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
Balance — December 31, 2025	—	$—	8,433,333	$843	$24,157	$(83,209)	$(58,209)

Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	(18,144,576)	—	(18,144,576)

Sale of Private Placement Warrants	—	—	—	—	5,000,000	—	5,000,000

Fair value of Public Warrants at issuance	—	—	—	—	4,048,000	—	4,048,000

Fair value of Representative Shares	1,000,000	100	—	—	9,839,900	—	9,840,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(402,601)	—	(402,601)

Net income	—	—	—	—	—	1,684,199	1,684,199

Balance – March 31, 2026 (unaudited)	1,000,000	$100	8,433,333	$843	$364,880	$1,600,990	$1,966,813

(1)	As of December 31, 2025, includes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOREN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,684,199
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,987,373)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51,321)
Short-term prepaid insurance	(116,125)
Long-term prepaid insurance	(88,967)
Accounts payable and accrued expenses	(4,514)
Accrued offering costs	(7,500)
Deferred legal fee payable	44,313
Net cash used in operating activities	(527,288)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	250,470,000
Underwriters’ reimbursement	632,500
Proceeds from sale of Private Placements Warrants	5,000,000
Repayment of promissory note – related party	(165,580)
Payment of offering costs	(428,063)
Issuance of Representative Shares	1,000
Net cash provided by financing activities	255,509,857

Net Change in Cash	1,982,569
Cash – Beginning of period	—
Cash – End of period	$1,982,569

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$82,500
Deferred legal fee payable	$83,432
Fair value of representative shares charged to deferred offering costs and other assets	$9,839,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from September 2, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Soren Holdings LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 6, 2026. On January 8, 2026, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit (the “Public Units”), which is discussed in Note 3 (the “Initial Public Offering”), which includes the full exercise of the underwriters’ over-allotment option of 3,300,000 Public Units, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,000,000 Private Placement Warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per warrant, or $5,000,000 in the aggregate (the “Private Placement”). Each Public Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

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

Upon the closing of the Initial Public Offering on January 8, 2026, an amount of $253,000,000 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units, and a portion of the proceeds of the sale of the Private Placement Warrants, is held in a Trust Account (the “Trust Account”) and will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the cash and marketable securities held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Class A ordinary shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Class A ordinary shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Class A ordinary shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company for permitted withdrawals, divided by the number of then outstanding Class A ordinary shares, subject to the limitations.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The Class A ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company for permitted withdrawals and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Class A ordinary shares, which redemption will constitute full and complete payment for the Class A ordinary shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Class A ordinary shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Class A ordinary shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Class A ordinary shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Class A ordinary shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. No comparative prior-period information is presented in the Condensed Statement of Operations, the Condensed Statement of Changes in Shareholders’ Equity (Deficit), or the Condensed Statement of Cash Flows because the Company was incorporated on September 2, 2025 and accordingly had no operations or financial activity during the three months ended March 31, 2025.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 8, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to January 8, 2026 were satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of March 31, 2026, the Company had cash of $1,982,569 and working capital of $2,064,220.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Our officers and directors (our “Management”) has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,982,569 and $0 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Cash and Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $254,987,373 and $0, respectively. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s cash and marketable securities held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on cash and marketable securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of cash and marketable securities held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of (i) cash on deposit with a financial institution, which at times may exceed the Federal Deposit Insurance Corporation insurance coverage limit of $250,000, and (ii) cash and marketable securities held in the Trust Account, which exceed federally insured limits and consist of U.S. Treasury Securities and cash held with the Trust Account custodian.. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Placement Warrants were charged to shareholders’ equity (deficit) as the public warrants included in Public Units and Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Class A ordinary shares contain a redemption feature which allows for the redemption of such Class A ordinary shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Class A ordinary shares if the Company does not complete an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99 (as defined below), the Company classifies Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to public warrants	(4,048,000)
Class A ordinary shares issuance costs	(12,109,203)
Plus:
Accretion of carrying value to redemption value	18,144,576
Class A ordinary shares subject to possible redemption, March 31, 2026	$254,987,373

Warrant Instruments

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of March 31, 2026, there were 8,433,333 public warrants and 5,000,000 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2025.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”, and together with the Class A ordinary shares, the “ordinary shares”). Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 13,433,333 Class A ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of the Over-Allotment Option. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with FASB ASC Topic 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,249,533	$434,666
Denominator:
Basic weighted average ordinary shares outstanding	23,962,222	8,335,555
Basic net income per ordinary share	$0.05	$0.05

	For the Three Months Ended March 31, 2026
	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,245,762	$438,437
Denominator:
Diluted weighted average ordinary shares outstanding	23,962,222	8,433,333
Diluted net income per ordinary share	$0.05	$0.05

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 2, 2025, date of incorporation, as noted in Note 9.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering on January 8, 2026, the Company sold 25,300,000 Public Units at a purchase price of $10.00 per Public Unit for a total of $253,000,000, which includes the full exercise of the underwriters’ overallotment option in the amount of 3,300,000 Public Units. Each Public Unit consists of one Class A ordinary share, and one-third of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 4. PRIVATE PLACEMENT

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

The Private Placement Warrants are identical to the warrants underlying the Public Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Warrants (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) will be entitled to registration rights.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Class A ordinary shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Class A ordinary shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Class A ordinary shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Class A ordinary shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Class A ordinary shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

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

On January 8, 2026, the Company issued to the underwriters 1,000,000 Class A ordinary shares (the “Representative Shares”) for a purchase price of $0.001 per share and an aggregate purchase price of $1,000. The Representative Shares issued to the underwriters are in the scope of FASB ASC 718. Under FASB ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. Additionally, under SAB Topic 5A, specific incremental costs directly attributable to a proposed or actual offering of equity securities may by deferred and charged against the gross proceeds of the Initial Public Offering. The Company estimated the fair value of the Representative Shares to be $9,840,000 or $9.84 per share. Accordingly, $9,839,000 (the total $9,840,000 fair value less $1,000 paid by the underwriters) has been recorded as an offering cost which was closed to additional paid-in capital at the closing of the Initial Public Offering. The Company established the initial fair value for the Representative Shares on January 8, 2026, the date of the issuance, using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the implied unit price of $10.00 and the market assumptions used in the valuation of warrants (see Note 8).

On January 6, 2026, the Sponsor granted membership interests equivalent to an aggregate of 435,000 Founder Shares to the officers, independent directors and advisors of the Company. The membership interests in Founder Shares granted to the officers, independent directors and advisors are in the scope of FASB ASC 718. Under FASB ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. The Founder Shares have an aggregate fair value of $1,713,900 or $3.94 per share. The membership interests in Founder Shares are subject to forfeiture and will be automatically forfeited if the holder of Founder Shares (such member, the “Forfeiting Member” and such Founder Shares, the “Forfeited Founder Shares”) ceases to serve as an officer, independent director or advisor at any time prior to the first anniversary of the date the membership interests are issued to such member. The Company will recognize stock-based compensation expense of $1,713,900 on the one year anniversary of the issuance of the membership interests. The Company established the fair value of Founder Shares using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) implied share price of $9.84, and (ii) probability of de-SPAC and instrument-specific market adjustment of 40.0%.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing date of the Initial Public Offering. As of December 31, 2025, $165,580 was outstanding under the promissory note. On January 8, 2026, in connection with the closing of the Initial Public Offering, the Company repaid the $165,580 balance in full. As of March 31, 2026, no amounts were outstanding under the promissory note. Borrowings under the note are no longer available.

Due from Sponsor

On January 8, 2026, the Company repaid $25,000 in excess of the promissory note – related party of $165,580 to the Sponsor. The $25,000 is due to be repaid to the Company from the Sponsor. On January 12, 2026, the Sponsor repaid the Company the full $25,000.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of March 31, 2026, the Company incurred and paid $70,968 of administrative services fees. As of December 31, 2025, such arrangements had not been executed, and the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, advance funds as may be required under the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict, as well as escalating tensions in the Middle East involving Israel and Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations, including Iran. The invasion of Ukraine by Russia and the Israel-Hamas conflict, together with heightened tensions involving Israel, Iran and the United States, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict, rising tension involving Israel and Iran and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Public Units to cover over-allotments, if any. On January 8, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,300,000 Public Units at a price of $10.00 per Public Unit.

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

The underwriters received compensation in addition to the underwriting discount, including 1,000,000 Class A ordinary shares, at the closing of the Initial Public Offering for a purchase price of $1,000 or $0.001 per share (Representative Shares, see Note 5).

Deferred Legal Fee

As of March 31, 2026 and December 31, 2025, the Company had a total of $186,374 and $58,629, respectively, of deferred legal fees incurred in connection with the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination. The deferred fee is classified as a non-current liability in the accompanying condensed balance sheets.

Business Combination Marketing Fee

Pursuant to a Business Combination marketing agreement, the Company engaged BTIG as an advisor in connection with the initial Business Combination to assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the initial Business Combination and assist with the Company’s financial analysis, presentations, press releases and public filings in connection with the Business Combination. The Company will pay BTIG a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 4.0% of the gross proceeds of the Initial Public Offering. The fee shall be payable as follows: (i) 1.0% of the gross proceeds of the Initial Public Offering shall be payable in cash (or $2,530,000 in the aggregate) and (ii) 3.0% of the gross proceeds of the Initial Public Offering shall be paid to BTIG in cash based on the funds remaining in the Trust Account after giving effect to Class A ordinary shares that are redeemed in connection with an initial Business Combination (or $7,590,000 in the aggregate). If the Company does not complete its initial Business Combination within the Completion Window and subsequently liquidate, BTIG has agreed that it will forfeit any rights or claims to the Business Combination marketing fee.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 per share. At March 31, 2026, there were 1,000,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 per share. On September 15, 2025, the Company issued an aggregate of 8,433,333 Class B ordinary shares, $0.0001 par value, in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 1,100,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, approximately 25.0% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option but excluding any Representative Shares), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants — As of March 31, 2026, there are 8,433,333 public warrants and 5,000,000 Private Placement Warrants outstanding. At December 31, 2025, there were no warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00:    The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At March 31, 2026, assets held in the Trust Account were comprised of $801 in cash and $254,986,572 in U.S. Treasury securities. During the three months ended March 31, 2026, the Company did not withdraw any interest income from the Trust Account.

	Held to Maturity	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
March 31, 2026	U.S. Treasury Securities (Matures on April 9, 2026)	$127,492,090	$6,531	$127,498,621
March 31, 2026	U.S. Treasury Securities (Matures on July 9, 2026)	$127,494,482	$(62,638)	$127,431,844

The fair value of the public warrants is $4,048,000 or $0.48 per public warrant. The fair value of public warrants was determined using Monte Carlo Simulation Model. The public warrants have been classified within shareholders’ equity (deficit) and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the public warrants:

January 8, 2026
Volatility	4.5%
Risk free rate (continuous)	3.91%
Stock price	$9.84
Expected term to de-SPAC (years)	2.0
Probability of de-SPAC and market adjustment	40.0%

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$1,982,569	$—
Cash and marketable securities held in Trust Account	$254,987,373	$—

For the Three Months Ended March 31, 2026
General and administrative expenses	$303,174
Interest earned in cash and marketable securities held in Trust Account	$1,987,373

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

The CODM reviews the position of total assets as reported in the Company’s condensed balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through May 14, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Soren Acquisition Corp. References to our “Management” or our “Management Team” refer to our officers and directors, and references to the “Sponsor” refer to Soren Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the ‘Risk Factors’ section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 2, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

The Company will have until January 8, 2028, 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “Completion Period”). We may seek to extend the Completion Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Class A ordinary shares in connection with the vote on such approval. Such redemptions will decrease the amount held in a U.S. based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”) Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require special purpose acquisition companies (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, explore transactions under which it would sell its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 2, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,684,199, which consists of interest income on cash and marketable securities held in the Trust Account of $1,987,373, offset by operating costs of $303,174.

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

Liquidity and Capital Resources

On January 8, 2026, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option of 3,300,000 Public Units, generating gross proceeds of $253,000,000 (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,000,000 Private Placement Warrants to the Sponsor in a private placement, at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate (the “Private Placement”).

Following the Initial Public Offering, the full exercise of the Over-Allotment Option, and the Private Placement, a total of $253,000,000 was placed in the Trust Account. We incurred total transaction costs amounting to $12,511,804, consisting of $1,897,500 of cash underwriting fees (net of $632,500 underwriter’s reimbursement), and $10,614,304 of other offering costs. The proceeds held in the Trust Account are invested in U.S. Treasury Securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest solely in direct U.S. government treasury obligations. As of March 31, 2026, the Trust Account holds U.S. Treasury Securities and cash. See Note 8 — Fair Value Measurements. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the cash and marketable securities held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

For the three months ended March 31, 2026, cash used in operating activities was $527,288. Net income of $1,684,199 was affected by interest earned on cash and marketable securities held in the Trust Account of $1,987,373. Changes in operating assets and liabilities used $224,114 of cash for operating activities.

As of March 31, 2026, we had investment held in the Trust Account of $254,987,373 (including approximately $1,987,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $1,982,569. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

Pursuant to the Underwriting Agreement, the underwriters of the Initial Public Offering had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Public Units (the “Option Units”) to cover over-allotments, if any. On January 8, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the Over-Allotment Option and purchased the additional 3,300,000 Option Units at a price of $10.00 per Option Unit.

The underwriters were entitled to a cash underwriting discount of $2,530,000 (1.0% of the gross proceeds of the Public Units offered in the Initial Public Offering, including the proceeds from sale of the Option Units). This amount was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a Business Combination Marketing Fee of 4.0% of the gross proceeds of the Initial Public Offering upon the completion of the initial Business Combination, subject to the terms of the Underwriting Agreement.

The underwriters received 1,000,000 representative shares as compensation in addition to the underwriting discount for a purchase price of $1,000 or $0.001 per share (the “Representative Shares”).

Critical Accounting Estimates and Policies

We prepare our unaudited condensed financial statements in accordance with GAAP, which requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable taking into account our circumstances and future expectations based on the available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time when the accounting estimate was made; and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material amount on our financial condition or results of operations. There are items in our unaudited condensed financial statements that require estimation, but are not deemed to be critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgements, see “Note 2- Summary of Significant Accounting Policies Basis of Presentation” in the notes to the unaudited condensed financial statements contained elsewhere in this Report.

Class A Ordinary Shares Subject to Possible Redemption

The Class A ordinary shares contain a redemption feature that allows for the redemption of such Class A ordinary shares in connection with our liquidation, or if there is a shareholder vote or tender offer in connection with our initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” we classify Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Warrant Liabilities

We accounted for the 8,433,333 Public Warrants and the 5,000,000 Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned values.

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of Ordinary Shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of Ordinary Shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. In accordance with ASC 480-10-S99-3A, the Company treats accretion of the carrying value of redeemable Class A ordinary shares to redemption value as the equivalent of a dividend distributed to the holders of redeemable shares for purposes of calculating net income per ordinary share. See Note 2.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto contained elsewhere in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter ended March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026 (the “Annual Report”). As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 8, 2026, we consummated our Initial Public Offering of 25,300,000 Public Units, including 3,300,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share, and one-third of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the sale of an aggregate of 5,000,000 Private Placement Warrants to our Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $5,000,000. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants sold in the Initial Public Offering, except as otherwise disclosed in the registration statement on Form S-1 (File No. 333-290780) (the “IPO Registration Statement”), and entitles the holder thereof to purchase one Class A ordinary share for $11.50 per share. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Prior to the commencement of the Initial Public Offering, BTIG purchased an aggregate of 1,000,000 Representative Shares for $0.001 per share, or $1,000 in total.

The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $253,000,000. BTIG acted as sole book running manager and representative of the several underwriters of the Initial Public Offering. On January 8, 2026, simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of an aggregate of 5,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $5,000,000.

Following the closing of our Initial Public Offering on January 8, 2026, a total of $253,000,000, comprised of the proceeds from the Initial Public Offering and the Private Placement (which amount includes $10,120,000 of the Business Combination Marketing Fee payable to BTIG), was placed in the Trust Account). The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the cash and marketable securities held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 6, 2026, by and between the Company and BTIG, LLC, as representative of the several underwriters.(2)
1.2	Business Combination Marketing Agreement, dated January 6, 2026, by and between the Company and BTIG, LLC. (2)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Warrant Agreement, dated January 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
10.1	Letter Agreement, dated January 6, 2026, by and among the Company, Soren Holdings LLC and each of the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated January 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated January 6, 2026, by and between the Company and Soren Holdings LLC. (1)
10.4	Private Placement Warrants Purchase Agreement, dated January 6, 2026, by and between the Company and Soren Holdings LLC. (1)
10.5	Form of Indemnity Agreement. (2)
10.6	Administrative Services Agreement, dated January 6, 2026, by and between the Company and the Sponsor. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-290780), filed with the SEC on December 19, 2025.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2026.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOREN ACQUISITION CORP.

Date: May 14, 2026	By:	/s/ Arghavan Di Rezze
	Name:	Arghavan Di Rezze
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Jamie Weber
	Name:	Jamie Weber
	Title:	Chief Financial Officer
(Principal Financial And Accounting Officer)