Form 10-Q
period 2026-06-30
Soren Acquisition Corp.
filed 2026-08-13
CIK 2086263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 26,300,000 Class A ordinary shares, $0.0001 par value (“Class A ordinary shares”) and 8,433,333 Class B ordinary shares, $0.0001 par value (“Class B ordinary shares”), issued and outstanding.

SOREN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOREN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$1,798,910	$—
Prepaid expenses	69,238	25,000
Short-term prepaid insurance	116,125	—
Total current assets	1,984,273	25,000
Deferred offering costs	—	491,675
Long-term prepaid insurance	59,936	—
Cash and marketable securities held in Trust Account	257,247,023	—
Total Assets	$259,291,232	$516,675

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$—	$40,309
Accrued offering costs	75,000	310,366
Promissory note - related party	—	165,580
Total current liabilities	75,000	516,255
Deferred legal fees	227,615	58,629
Total Liabilities	302,615	574,884

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 25,300,000 shares and no shares at a redemption value of $10.17 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	257,247,023	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 1,000,000 shares and no shares issued and outstanding (excluding 25,300,000 shares and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	100	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,433,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	843	843
Additional paid-in capital	—	24,157
Retained earnings (accumulated deficit)	1,740,651	(83,209)
Total Shareholders’ Equity (Deficit)	1,741,594	(58,209)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$259,291,232	$516,675

(1)	As of December 31, 2025, includes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOREN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026

General and administrative expenses	$225,219	$528,393
Loss from operations	(225,219)	(528,393)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,259,650	4,247,023

Net income	$2,034,431	$3,718,630

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	26,300,000	25,137,569

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.06	$0.11

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	8,433,333	8,384,714

Basic net income per share, Class B non-redeemable ordinary shares	$0.06	$0.11

Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	8,433,333	8,433,333

Diluted net income per share, Class B non-redeemable ordinary shares	$0.06	$0.11

(1)	Includes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOREN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
Balance — December 31, 2025	—	$—	8,433,333	$843	$24,157	$(83,209)	$(58,209)

Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	(18,144,576)	—	(18,144,576)

Sale of Private Placement Warrants	—	—	—	—	5,000,000	—	5,000,000

Fair value of Public Warrants at issuance	—	—	—	—	4,048,000	—	4,048,000

Fair value of Representative Shares	1,000,000	100	—	—	9,839,900	—	9,840,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(402,601)	—	(402,601)

Net income	—	—	—	—	—	1,684,199	1,684,199

Balance – March 31, 2026 (unaudited)	1,000,000	100	8,433,333	843	364,880	1,600,990	1,966,813

Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	(364,880)	(1,894,770)	(2,259,650)

Net income	—	—	—	—	—	2,034,431	2,034,431

Balance – June 30, 2026 (unaudited)	1,000,000	$100	8,433,333	$843	$—	$1,740,651	$1,741,594

(1)	As of December 31, 2025, includes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOREN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,718,630
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(4,247,023)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(44,238)
Short-term prepaid insurance	(116,125)
Long-term prepaid insurance	(59,936)
Accounts payable and accrued expenses	(40,309)
Accrued offering costs	(7,500)
Deferred legal fee payable	85,554
Net cash used in operating activities	(710,947)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	250,470,000
Underwriters’ reimbursement	632,500
Proceeds from sale of Private Placements Warrants	5,000,000
Repayment of promissory note – related party	(165,580)
Payment of offering costs	(428,063)
Issuance of Representative Shares	1,000
Net cash provided by financing activities	255,509,857

Net Change in Cash	1,798,910
Cash – Beginning of period	—
Cash – End of period	$1,798,910

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$82,500
Deferred legal fee payable	$83,432
Fair value of representative shares charged to deferred offering costs and other assets	$9,839,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Soren Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 2, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of June 30, 2026, the Company has not selected any specific Business Combination target.

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from September 2, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $12,511,804, consisting of $1,897,500 of cash underwriting fees (net of $632,500 underwriters’ reimbursement), and $10,614,304 of other offering costs.

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

Upon the closing of the Initial Public Offering on January 8, 2026, an amount of $253,000,000 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a trust account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the cash and marketable securities held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Class A ordinary shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Class A ordinary shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Class A ordinary shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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
JUNE 30, 2026
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. No comparative prior-period information is presented in the Condensed Statements of Operations, the Condensed Statements of Changes in Shareholders’ Equity (Deficit), or the Condensed Statement of Cash Flows because the Company was incorporated on September 2, 2025 and accordingly had no operations or financial activity during the three and six months ended June 30, 2025.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 8, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to January 8, 2026 were satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of June 30, 2026, the Company had cash of $1,798,910 and working capital of $1,909,273.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company's officers and directors (“Management”) have determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,798,910 and $0 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $257,247,023 and $0, respectively. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s cash and marketable securities held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on cash and marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of cash and marketable securities held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of (i) cash on deposit with a financial institution, which at times may exceed the Federal Deposit Insurance Corporation insurance coverage limit of $250,000, and (ii) cash and marketable securities held in the Trust Account, which exceed federally insured limits and consist of U.S. Treasury Securities and cash held with the Trust Account custodian. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Class A ordinary shares contain a redemption feature which allows for the redemption of such Class A ordinary shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Class A ordinary shares if the Company does not complete an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99 (as defined below), the Company classifies Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and retained earnings. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to public warrants	(4,048,000)
Class A ordinary shares issuance costs	(12,109,203)
Plus:
Accretion of carrying value to redemption value	18,144,576
Class A ordinary shares subject to possible redemption, March 31, 2026	254,987,373
Plus:
Accretion of carrying value to redemption value	2,259,650
Class A ordinary shares subject to possible redemption, June 30, 2026	$257,247,023

Warrant Instruments

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026, there were 8,433,333 public warrants and 5,000,000 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2025.

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

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

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

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,540,466	$493,965	$2,788,513	$930,117
Denominator:
Basic weighted average ordinary shares outstanding	26,300,000	8,433,333	25,137,569	8,384,714
Basic net income per ordinary share	$0.06	$0.06	$0.11	$0.11

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,540,466	$493,965	$2,784,474	$934,156
Denominator:
Diluted weighted average ordinary shares outstanding	26,300,000	8,433,333	25,137,569	8,433,333
Diluted net income per ordinary share	$0.06	$0.06	$0.11	$0.11

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
JUNE 30, 2026
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
JUNE 30, 2026
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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing date of the Initial Public Offering. As of December 31, 2025, $165,580 was outstanding under the promissory note. On January 8, 2026, in connection with the closing of the Initial Public Offering, the Company repaid the $165,580 balance in full. As of June 30, 2026, no amounts were outstanding under the promissory note. Borrowings under the note are no longer available.

Due from Sponsor

On January 8, 2026, the Company repaid $25,000 in excess of the promissory note – related party of $165,580 to the Sponsor. The $25,000 is due to be repaid to the Company from the Sponsor. On January 12, 2026, the Sponsor repaid the Company the full $25,000.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred and paid $75,000 and $145,968 of fees for these services, respectively. As of December 31, 2025, such arrangements had not been executed, and the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, advance funds as may be required under the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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
JUNE 30, 2026
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

Deferred Legal Fees

As of June 30, 2026 and December 31, 2025, the Company had a total of $227,615 and $58,629, respectively, of deferred legal fees incurred in connection with the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination. The deferred fees are classified as a non-current liability in the accompanying condensed balance sheets.

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 per share. At June 30, 2026, there were 1,000,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Warrants — As of June 30, 2026, there are 8,433,333 public warrants and 5,000,000 Private Placement Warrants outstanding. At December 31, 2025, there were no warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2026
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
JUNE 30, 2026
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

At June 30, 2026, assets held in the Trust Account were comprised of $381 in cash and $257,246,642 in U.S. Treasury securities. During the three and six months ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

	Held to Maturity	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
June 30, 2026	U.S. Treasury Securities (Matures on July 9, 2026)	$128,598,784	$5,206	$128,603,990
June 30, 2026	U.S. Treasury Securities (Matures on October 8, 2026)	$128,647,858	$(52,445)	$128,595,413

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

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker ("CODM"), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$1,798,910	$—
Cash and marketable securities held in Trust Account	$257,247,023	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$225,219	$528,393
Interest earned in cash and marketable securities held in Trust Account	$2,259,650	$4,247,023

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholders’ value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

The Company will have until January 8, 2028, 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “Completion Period”). We may seek to extend the Completion Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Class A ordinary shares in connection with the vote on such approval. Such redemptions will decrease the amount held in a U.S. based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”), and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require special purpose acquisition companies (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, explore transactions under which it would sell its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 2, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $2,034,431, which consists of interest income on cash and marketable securities held in the Trust Account of $2,259,650, offset by operating costs of $225,219.

For the six months ended June 30, 2026, we had a net income of $3,718,630, which consists of interest income on cash and marketable securities held in the Trust Account of $4,247,023, offset by operating costs of $528,393.

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

Following the Initial Public Offering, the full exercise of the Over-Allotment Option, and the Private Placement, a total of $253,000,000 was placed in the Trust Account. We incurred total transaction costs amounting to $12,511,804, consisting of $1,897,500 of cash underwriting fees (net of $632,500 underwriter’s reimbursement), and $10,614,304 of other offering costs. The proceeds held in the Trust Account are invested in U.S. Treasury Securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest solely in direct U.S. government treasury obligations. As of June 30, 2026, the Trust Account holds U.S. Treasury Securities and cash. See Note 8 — Fair Value Measurements. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the cash and marketable securities held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

For the six months ended June 30, 2026, cash used in operating activities was $710,947. Net income of $ $3,718,630 was affected by interest earned on cash and marketable securities held in the Trust Account of $4,247,023. Changes in operating assets and liabilities used $182,554 of cash for operating activities.

As of June 30, 2026, we had investment held in the Trust Account of $257,247,023 (including $4,247,023 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,798,910. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as set forth below.

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, commencing on January 6, 2026 through the earlier of the consummation of the initial Business Combination and our liquidation, we pay our Sponsor an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following the closing of our Initial Public Offering on January 8, 2026, a total of $253,000,000, comprised of the proceeds from the Initial Public Offering and the Private Placement (which amount includes $10,120,000 of the Business Combination Marketing Fee payable to BTIG), was placed in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the cash and marketable securities held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SOREN ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Arghavan Di Rezze
	Name:	Arghavan Di Rezze
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Jamie Weber
	Name:	Jamie Weber
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)