Form 10-Q
period 2026-09-30
Soren Acquisition Corp.
filed 2026-11-13
CIK 2086263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(Registrant’s telephone number, including area code)

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

As of November 13, 2026, there were 26,300,000 Class A ordinary shares, $0.0001 par value (“Class A ordinary shares”) and 8,433,333 Class B ordinary shares, $0.0001 par value (“Class B ordinary shares”), issued and outstanding.

SOREN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from September 2, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and for the Period from September 2, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from September 2, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOREN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$1,690,764	$—
Prepaid expenses	36,583	25,000
Short-term prepaid insurance	116,125	—
Total current assets	1,843,472	25,000
Deferred offering costs	—	491,675
Long-term prepaid insurance	30,904	—
Cash and marketable securities held in Trust Account	259,662,981	—
Total Assets	$261,537,357	$516,675

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$7,864	$40,309
Accrued offering costs	75,000	310,366
Advances from related party	888	—
Promissory note - related party	—	165,580
Total current liabilities	83,752	516,255
Deferred legal fees	276,480	58,629
Total Liabilities	360,232	574,884

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 25,300,000 shares and no shares at a redemption value of $10.26 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	259,662,981	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 1,000,000 shares and no shares issued and outstanding (excluding 25,300,000 shares and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	100	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,433,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (1)	843	843
Additional paid-in capital	—	24,157
Retained earnings (accumulated deficit)	1,513,201	(83,209)
Total Shareholders’ Equity (Deficit)	1,514,144	(58,209)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$261,537,357	$516,675

(1)	As of December 31, 2025, includes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOREN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 2, 2025 (inception) through September 30, 2025

General and administrative expenses	$227,450	$755,843	$16,329
Loss from operations	(227,450)	(755,843)	(16,329)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,415,958	6,662,981	—

Net income (loss)	$2,188,508	$5,907,138	$(16,329)

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	26,300,000	25,529,304	—

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.06	$0.17	$—

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	8,433,333	8,401,099	7,333,333

Basic net income (loss) per share, Class B non-redeemable ordinary shares	$0.06	$0.17	$(0.00)

Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	8,433,333	8,433,333	7,333,333

Diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.06	$0.17	$(0.00)

(1)	Excludes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOREN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
Balance — December 31, 2025	—	$—	8,433,333	$843	$24,157	$(83,209)	$(58,209)

Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	(18,144,576)	—	(18,144,576)

Sale of Private Placement Warrants	—	—	—	—	5,000,000	—	5,000,000

Fair value of Public Warrants at issuance	—	—	—	—	4,048,000	—	4,048,000

Fair value of Representative Shares	1,000,000	100	—	—	9,839,900	—	9,840,000

Allocated value of transaction costs to Public Warrants and Private Placement Warrants	—	—	—	—	(402,601)	—	(402,601)

Net income	—	—	—	—	—	1,684,199	1,684,199

Balance – March 31, 2026 (unaudited)	1,000,000	100	8,433,333	843	364,880	1,600,990	1,966,813

Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	(364,880)	(1,894,770)	(2,259,650)

Net income	—	—	—	—	—	2,034,431	2,034,431

Balance – June 30, 2026 (unaudited)	1,000,000	100	8,433,333	843	—	1,740,651	1,741,594

Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	—	(2,415,958)	(2,415,958)

Net income	—	—	—	—	—	2,188,508	2,188,508

Balance – September 30, 2026 (unaudited)	1,000,000	$100	8,433,333	$843	$—	$1,513,201	$1,514,144

FOR THE PERIOD FROM SEPTEMBER 2, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares			Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance — September 2, 2025 (inception)	—		$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)	—		—	8,433,333	843	24,157	—	25,000

Net loss	—		—	—	—	—	(16,329)	(16,329)

Balance – September 30, 2025	―	$	―	8,433,333	$843	$24,157	$(16,329)	$8,671

(1)	As of December 31, 2025, includes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOREN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from September 2, 2025 (inception) through September 30, 2025

Cash Flows from Operating Activities:
Net income	$5,907,138	$(16,329)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(6,662,981)
Payment of general and administrative expenses through promissory note – related party	—	12,420
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,583)
Short-term prepaid insurance	(116,125)
Long-term prepaid insurance	(30,904)
Accounts payable and accrued expenses	(32,445)	3,909
Accrued offering costs	(7,500)
Deferred legal fees payable	134,419
Net cash used in operating activities	(819,981)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)	—
Net cash used in investing activities	(253,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	250,470,000	—
Underwriters’ reimbursement	632,500	—
Proceeds from sale of Private Placement Warrants	5,000,000	—
Advances from related party	888	—
Repayment of promissory note – related party	(165,580)	—
Payment of offering costs	(428,063)	—
Issuance of Representative Shares	1,000	—
Net cash provided by financing activities	255,510,745	—

Net Change in Cash	1,690,764	—
Cash – Beginning of period	—	—
Cash – End of period	$1,690,764	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$82,500	$189,448
Deferred legal fees payable	$83,432	$—
Fair value of representative shares charged to deferred offering costs and other assets	$9,839,000	$—
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$900

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Soren Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 2, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of September 30, 2026, the Company has not selected any specific Business Combination target.

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from September 2, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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
SEPTEMBER 30, 2026
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to January 8, 2026 were satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of September 30, 2026, the Company had cash of $1,690,764 and working capital of $1,759,720.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company’s officers and directors (“Management”) have determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,690,764 and $0 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $259,662,981 and $0, respectively. As of September 30, 2026, $113 of the assets held in the Trust Account were held in cash and $259,662,868 of the assets held in the Trust Account were held in U.S. Treasury Securities. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s cash and marketable securities held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on cash and marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of cash and marketable securities held in the Trust Account are determined using available market information.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Class A ordinary shares contain a redemption feature which allows for the redemption of such Class A ordinary shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Class A ordinary shares if the Company does not complete an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99 (as defined below), the Company classifies Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and retained earnings. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to public warrants	(4,048,000)
Class A ordinary shares issuance costs	(12,109,203)
Plus:
Accretion of carrying value to redemption value	18,144,576
Class A ordinary shares subject to possible redemption, March 31, 2026	254,987,373
Plus:
Accretion of carrying value to redemption value	2,259,650
Class A ordinary shares subject to possible redemption, June 30, 2026	257,247,023
Plus:
Accretion of carrying value to redemption value	2,415,958
Class A ordinary shares subject to possible redemption, September 30, 2026	$259,662,981

Warrant Instruments

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2026, there were 8,433,333 public warrants and 5,000,000 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2025.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”, and together with the Class A ordinary shares, the “ordinary shares”). Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 13,433,333 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Weighted average Class B ordinary shares outstanding for the period from September 2, 2025 (inception) through September 30, 2025 exclude an aggregate of 1,100,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On January 8, 2026, the underwriters exercised the over-allotment option in full and the shares were no longer subject to forfeiture. Accordingly, these shares are included in basic weighted average Class B ordinary shares from the date the forfeiture contingency lapsed, and in diluted weighted average Class B ordinary shares as of the beginning of the period in which the contingency was satisfied.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with FASB ASC Topic 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from September 2, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,657,133	$531,375	$4,444,543	$1,462,595	$—	$(16,329)
Denominator:
Basic weighted average ordinary shares outstanding	26,300,000	8,433,333	25,529,304	8,401,099	—	7,333,333
Basic net income (loss) per ordinary share	$0.06	$0.06	$0.17	$0.17	$—	$(0.00)

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from September 2, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,657,133	$531,375	$4,440,324	$1,466,814	$—	$(16,329)
Denominator:
Diluted weighted average ordinary shares outstanding	26,300,000	8,433,333	25,529,304	8,433,333	—	7,333,333
Diluted net income (loss) per ordinary share	$0.06	$0.06	$0.17	$0.17	$—	$(0.00)

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
SEPTEMBER 30, 2026
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

On January 6, 2026, the Sponsor granted membership interests equivalent to an aggregate of 435,000 Founder Shares to the officers, independent directors and advisors of the Company. The membership interests in Founder Shares granted to the officers, independent directors and advisors are in the scope of FASB ASC 718. Under FASB ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. The Founder Shares have an aggregate fair value of $1,713,900 or $3.94 per share. The membership interests in Founder Shares are subject to forfeiture and will be automatically forfeited if the holder of Founder Shares (such member, the “Forfeiting Member” and such Founder Shares, the “Forfeited Founder Shares”) ceases to serve as an officer, independent director or advisor at any time prior to the first anniversary of the date the membership interests are issued to such member. The Company will recognize stock-based compensation expense of $1,713,900 on the one year anniversary of the issuance of the membership interests. The Company established the fair value of Founder Shares using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) implied share price of $9.84, and (ii) probability of de-SPAC and instrument-specific market adjustment of 40.0%. See Note 10 for a description of changes to the Company’s officers and directors subsequent to September 30, 2026.

On January 8, 2026, the Company issued to the underwriters 1,000,000 Class A ordinary shares (the “Representative Shares”) for a purchase price of $0.001 per share and an aggregate purchase price of $1,000. The Representative Shares issued to the underwriters are in the scope of FASB ASC 718. Under FASB ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. Additionally, under SAB Topic 5A, specific incremental costs directly attributable to a proposed or actual offering of equity securities may be deferred and charged against the gross proceeds of the Initial Public Offering. The Company estimated the fair value of the Representative Shares to be $9,840,000 or $9.84 per share. Accordingly, $9,839,000 (the total $9,840,000 fair value less $1,000 paid by the underwriters) has been recorded as an offering cost which was closed to additional paid-in capital at the closing of the Initial Public Offering. The Company established the initial fair value for the Representative Shares on January 8, 2026, the date of the issuance, using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the implied unit price of $10.00 and the market assumptions used in the valuation of warrants (see Note 8).

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing date of the Initial Public Offering. As of December 31, 2025, $165,580 was outstanding under the promissory note. On January 8, 2026, in connection with the closing of the Initial Public Offering, the Company repaid the $165,580 balance in full. As of September 30, 2026, no amounts were outstanding under the promissory note. Borrowings under the note are no longer available.

Advances from Related Party

As of September 30, 2026 and December 31, 2025, the Company owes $888 and $0, respectively, to a related party for expenses which it has paid on the Company’s behalf. The amount is due on demand.

Due from Sponsor

On January 8, 2026, the Company repaid $25,000 in excess of the promissory note – related party of $165,580 to the Sponsor. The $25,000 is due to be repaid to the Company from the Sponsor. On January 12, 2026, the Sponsor repaid the Company the full $25,000.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred and paid $75,000 and $220,968 of fees for these services, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, advance funds as may be required under the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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
SEPTEMBER 30, 2026
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

Deferred Legal Fees

As of September 30, 2026 and December 31, 2025, the Company had a total of $276,480 and $58,629, respectively, of deferred legal fees incurred in connection with the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination. The deferred fees are classified as a non-current liability in the accompanying condensed balance sheets.

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 per share. At September 30, 2026, there were 1,000,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

Warrants — As of September 30, 2026, there are 8,433,333 public warrants and 5,000,000 Private Placement Warrants outstanding. At December 31, 2025, there were no warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2026
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
SEPTEMBER 30, 2026
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

At September 30, 2026, assets held in the Trust Account were comprised of $113 in cash and $259,662,868 in U.S. Treasury securities. During the three and nine months ended September 30, 2026, the Company did not withdraw any interest income from the Trust Account.

	Level	Held to Maturity	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
September 30, 2026	1	U.S. Treasury Securities (Matures on January 7, 2027)	$129,840,959	$(91,207)	$129,749,752
September 30, 2026	1	U.S. Treasury Securities (Matures on October 8, 2026)	$129,821,909	$6,234	$129,828,143

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

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

SOREN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$1,690,764	$—
Cash and marketable securities held in Trust Account	$259,662,981	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 2, 2025 (inception) through September 30, 2025
General and administrative expenses	$227,450	$755,843	$16,329
Interest earned in cash and marketable securities held in Trust Account	$2,415,958	$6,662,981	$—

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

On October 20, 2026, in connection with a planned leadership transition, Jamie Weber resigned as the Company’s Chief Financial Officer and as a member of the Company’s board of directors (the “Board”), and Spencer Gerrol and Charles N. Kahn III resigned as members of the Board, in each case effective October 20, 2026. Each of Mr. Gerrol and Mr. Kahn also served on the audit committee and the compensation committee of the Board prior to his resignation. None of the foregoing resignations was the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On October 20, 2026, the Board appointed Joseph Tonnos as the Company’s Chief Financial Officer, succeeding Mr. Weber, and as a Class II director, and appointed Roger L. Cloutier Jr. as a Class I director and Austin Criden as a Class III director, in each case effective October 20, 2026. The Board determined that each of Mr. Cloutier and Mr. Criden qualifies as an independent director under the listing rules of The Nasdaq Stock Market LLC and applicable SEC rules, and each was appointed to the audit committee and the compensation committee of the Board, with Mr. Criden serving as chair of the compensation committee.

In connection with their appointments, each of Mr. Tonnos, Mr. Cloutier and Mr. Criden is expected to receive an indirect economic interest in the Founder Shares held by the Sponsor. As of the date the unaudited condensed financial statements were issued, the compensation arrangements for the newly appointed directors and Chief Financial Officer were still in process.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 2, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $2,188,508, which consists of interest income on cash and marketable securities held in the Trust Account of $2,415,958, offset by operating costs of $227,450.

For the nine months ended September 30, 2026, we had a net income of $5,907,138, which consists of interest income on cash and marketable securities held in the Trust Account of $6,662,981, offset by operating costs of $755,843.

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

Following the Initial Public Offering, the full exercise of the Over-Allotment Option, and the Private Placement, a total of $253,000,000 was placed in the Trust Account. We incurred total transaction costs amounting to $12,511,804, consisting of $1,897,500 of cash underwriting fees (net of $632,500 underwriter’s reimbursement), and $10,614,304 of other offering costs. The proceeds held in the Trust Account are invested in U.S. Treasury Securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest solely in direct U.S. government treasury obligations. As of September 30, 2026, the Trust Account holds U.S. Treasury Securities and cash. See Note 8 — Fair Value Measurements. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the cash and marketable securities held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

For the nine months ended September 30, 2026, cash used in operating activities was $819,981. Net income of $5,907,138 was affected by interest earned on cash and marketable securities held in the Trust Account of $6,662,981. Changes in operating assets and liabilities used $64,138 of cash for operating activities.

For the period from September 2, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $16,329 was affected by payment of general and administrative expenses through promissory note – related party of $12,420 and changes in accrued expenses of $3,909.

As of September 30, 2026, we had investment held in the Trust Account of $259,662,981 (including $6,662,981 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,690,764. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

For a detailed discussion of our significant accounting policies and related judgements, see “Note 2- Summary of Significant Accounting Policies Basis of Presentation” in the notes to the unaudited condensed financial statements contained elsewhere in this Quarterly Report.

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of Ordinary Shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of Ordinary Shares. Net income per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. In accordance with ASC 480-10-S99-3A, the Company treats accretion of the carrying value of redeemable Class A ordinary shares to redemption value as the equivalent of a dividend distributed to the holders of redeemable shares for purposes of calculating net income (loss) per ordinary share. See Note 2.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto contained elsewhere in this Quarterly Report.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the section titled “Risk Factors” contained in our Annual Report filed with the SEC on March 27, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the sale of an aggregate of 5,000,000 Private Placement Warrants to our Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $5,000,000. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants sold in the Initial Public Offering, except as otherwise disclosed in the registration statement on Form S-1 (File No. 333-290780) (the “IPO Registration Statement”), and entitle the holder thereof to purchase one Class A ordinary share for $11.50 per share. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On January 8, 2026, BTIG purchased an aggregate of 1,000,000 Representative Shares for $0.001 per share, or $1,000 in total.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 6, 2026, by and between the Company and BTIG, LLC, as representative of the several underwriters.(2)
1.2	Business Combination Marketing Agreement, dated January 6, 2026, by and between the Company and BTIG, LLC. (2)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Warrant Agreement, dated January 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
10.1	Letter Agreement, dated January 6, 2026, by and among the Company, Soren Holdings LLC and each of the officers and directors of the Company. (2)
10.2	Investment Management Trust Agreement, dated January 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.3	Registration Rights Agreement, dated January 6, 2026, by and between the Company and Soren Holdings LLC. (2)
10.4	Private Placement Warrants Purchase Agreement, dated January 6, 2026, by and between the Company and Soren Holdings LLC. (2)
10.5	Form of Indemnity Agreement. (1)
10.6	Administrative Services Agreement, dated January 6, 2026, by and between the Company and Soren Holdings LLC. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-290780), filed with the SEC on December 19, 2025.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2026.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOREN ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Arghavan Di Rezze
	Name:	Arghavan Di Rezze
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Joseph Tonnos
	Name:	Joseph Tonnos
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)